Form 10-K
period 1996-12-31
UCFC FUNDING CORP
filed 1997-03-28
CIK 1018545

SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, DC 20549
                        FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934  [Fee Required]
          For the fiscal year ended December 31, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE
      SECURITIES EXCHANGE ACT OF 1934  [No Fee Required]
          For the transition period from            to

              Commission file number 333-07939

                 UCFC Funding Corporation
                      (Series 1996-1)
   -----------------------------------------------------
      (Exact name of registrant as specified in its charter)

      Louisiana                                72-1328674
      ---------                              -------------
 (State or other jurisdiction               (I.R.S. Employer
  of incorporation or                       Identification No.)
  organization)

    4041 Essen Lane, Baton Rouge, LA             70809
 ---------------------------------------        --------
 (Address of principal executive offices       (Zip Code)

                         504-924-6007
    ---------------------------------------------------
    (Registrant's telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Act:

                                Name of each exchange
          Title of each class   on which registered
          -------------------   ---------------------
                  None                  None

Securities registered pursuant to Section 12(g) of the Act:

                            None
                      ----------------
                      (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes   x       No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not Applicable

State the aggregate market value of the voting stock held by
non-affiliates of the registrant.    Not Applicable

Indicate the number of shares outstanding of each of the
registrant's classes of common stock, as of December 31,
1996.    Not Applicable

THIS ANNUAL REPORT ON FORM 10-K IS FILED ON BEHALF OF THE REGISTRANT BY UNITED COMPANIES LENDING CORPORATION, (as Servicer under a Pooling and Servicing Agreement dated as of September 1, 1996 providing for the issuance of Manufactured Housing Contract Pass-Through Certificates, Series 1996-1.

                         PART I
                         ------

 Item 1.  BUSINESS

          Omitted pursuant to prior Commission "no-action" position.

 Item 2.  PROPERTIES

          Omitted pursuant to prior Commission "no-action" position.

 Item 3.  LEGAL PROCEEDINGS

          None

 Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          None

                            PART II
                            -------
 Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

          There is no established trading market for Registrant's securities subject to this filing.

          Number of holders of record of the Certificates as of
          March 17, 1997:   2 .
                           -----

 Item 6.  SELECTED FINANCIAL DATA

          Omitted pursuant to prior Commission "no-action" position.

 Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          Omitted pursuant to prior Commission "no-action" position.

 Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Reference is made to the Annual Compliance Certificate attached as Exhibit 28.1 hereto.

          Reference is made to the annual report on the Servicer's compliance with certain provisions of the Agreement as prepared by Deloitte & Touche, the Servicer's Independent Certified Public Accountants, and attached as Exhibit 28.2 hereto.

 Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                        PART III
                        --------

 Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Omitted pursuant to prior Commission "no-action" position.

 Item 11. EXECUTIVE COMPENSATION

          Omitted pursuant to prior Commission "no-action" position.

 Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          The following information is furnished as of March 17, 1997 as to each Certificateholder of record of more than 5% of the Certificates:


                                                         Amount of
                         Name & Address                  Beneficial      Percent
Title of Class           of Owner                        Ownership       of Class
--------------           ---------------                 ---------       --------

Manufactured Housing     Cede & Co.                      $18,968,061.38  100.0%
Contract Pass-Through    c/o The Depository Trust Co.
Certificates, Series     55 Water Street
1996-1, Class A-1        New York, NY  10041

Manufactured Housing     Cede & Co.                      $23,362,000.00  100.0%
Contract Pass-Through    c/o The Depository Trust Co.
Certificates, Series     55 Water Street
1996-1, Class A-2        New York, NY  10041

Manufactured Housing     Cede & Co.                      $13,108,000.00  100.0%
Contract Pass-Through    c/o The Depository Trust Co.
Certificates, Series     55 Water Street
1996-1, Class A-3        New York, NY  10041

Manufactured Housing     Cede & Co.                      $10,160,000.00  100.0%
Contract Pass-Through    c/o The Depository Trust Co.
Certificates, Series     55 Water Street
1996-1, Class A-4        New York, NY  10041

Manufactured Housing     Cede & Co.                      $10,198,000.00  100.0%
Contract Pass-Through    c/o The Depository Trust Co.
Certificates, Series     55 Water Street
1996-1, Class A-5        New York, NY  10041

Manufactured Housing     Cede & Co.                      $10,759,000.00  100.0%
Contract Pass-Through    c/o The Depository Trust Co.
Certificates, Series     55 Water Street
1996-1, Class A-6        New York, NY  10041

Manufactured Housing     Cede & Co.                      $10,350,000.00  100.0%
Contract Pass-Through    c/o The Depository Trust Co.
Certificates, Series     55 Water Street
1996-1, Class M          New York, NY  10041

Manufactured Housing     Cede & Co.                      $ 8,050,000.00  100.0%
Contract Pass-Through    c/o The Depository Trust Co.
Certificates, Series     55 Water Street
1996-1, Class B-1        New York, NY  10041

Manufactured Housing     Prudential Securities           $ 6,325,000.00  100.0%
Contract Pass-Through    Incorporated
Certificates, Series     One New York Plaza
1996-1, Class B-2        New York, NY 10292





 Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (a)       None

         (b)-(d)   Omitted pursuant to prior Commission "no-action" position.




                             PART IV
                             -------

 Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)  1-2   Not Applicable

                 3.  Exhibits

                     28.1      Annual Compliance Certificate

                     28.2 Annual Report of Servicer's compliance with certain provisions of the Agreement by Servicer's Independent Certified Public Accountants.

          (b)-(d)   Omitted pursuant to prior Commission "no-action" position.

                              EXHIBIT INDEX
                              -------------
    EXHIBIT NO.    DESCRIPTION
    -----------    -----------
    28.1           Annual Statement as to Compliance, UCFC Funding
                   Corporation Manufactured Housing Pass-Through
                   Certificates, Series 1996-1, Page 7.

    28.2           Independent Accountant's report, Pages 8-9

                           SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Servicer has caused this report to be signed on behalf of the Registrant by the undersigned, thereto duly authorized on the 25th day of March, 1997.

 UNITED COMPANIES LENDING CORPORATION, as Servicer, on behalf of the Registrant


 /s/  SHERRY E. ANDERSON
-------------------------------------
Sherry E. Anderson, Secretary




 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of the Servicer on behalf of the Registrant and in the capacities indicated on the 25th day of March, 1997.



 /s/   J. TERRELL BROWN
-------------------------------------
J. Terrell Brown, Chief Executive
Officer and Director
(Principal Executive Officer)


 /s/  DALE E. REDMAN
-------------------------------------
Dale E. Redman, Director
(Principal Financial Officer)


 /s/   C. GERON HARGON
-------------------------------------
C. Geron Hargon, President and
Director


 /s/   JESSE O. GRIFFIN
-------------------------------------
Jesse O. Griffin, Vice President
(Principal Accounting Officer)