Form 10-K
period 1996-12-31
UCFC FUNDING CORP
filed 1997-03-28
CIK 1018545

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

                     Commission file number 333-07939

             UCFC Funding Corporation (Series 1996-2)
     --------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            Louisiana                            72-1328674
    ----------------------------              ------------------
    (State or other jurisdiction              (I.R.S. Employer
       of incorporation or                   Identification No.)
           organization)

    4041 Essen Lane, Baton Rouge, LA                70809
    --------------------------------              ----------
    (Address of principal executive offices       (Zip Code)

                                 504-924-6007
        ----------------------------------------------------
        (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                          Name of each exchange
               Title of each class        on which registered
               -------------------        ---------------------
                      None                        None

Securities registered pursuant to Section 12(g) of the Act:

                                     None
                               ----------------
                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                               Yes   x    No
                                                   ----
    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K  or any amendment to this Form 10-K.             Not Applicable

State the aggregate market value of the voting stock held by non-affiliates
of the registrant.                                         Not Applicable

     Indicate the number of shares outstanding of each of the registrant's
classes of common stock, as of December  31, 1996.         Not Applicable

THIS ANNUAL REPORT ON FORM 10-K IS FILED ON BEHALF OF THE REGISTRANT BY UNITED COMPANIES LENDING CORPORATION, (as Servicer under a Pooling and Servicing Agreement dated as of December 1, 1996 providing for the issuance of Manufactured Housing Contract Pass-Through Certificates, Series 1996-2.

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

         Number of holders of record of the Certificates as of
         March 17, 1997:  1 .
                        ----

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  AND MANAGEMENT

         The following information is furnished as of March 17, 1997 as to each Certificateholder of record of more than 5% of the
         Certificates:




                                                                Amount of       Percent
                                Name & Address                  Beneficial      of
Title of Class                  of Owner                        Ownership       Class
--------------                  --------------                  -------------   -------

Manufactured Housing            Cede & Co.                      $49,415,899.86  100.0%
Contract Pass-Through           c/o The Depository Trust Co.
Certificates, Series 1996-2     P. O. Box 20
Class A                         Bowling Green Station
                                New York, New York 10274




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

                 3.   Exhibits

                      28.1   Annual Compliance Certificate

                      28.2 Annual Report of Servicer's compliance with certain provisions of the Agreement by Servicer's Independent Certified Public Accountants.

           (b)-(d) Omitted pursuant to prior Commission "no-action" position.
                                        PAGE 4

                                EXHIBIT INDEX
                                --------------

        EXHIBIT NO.        DESCRIPTION
        -----------        -----------

        28.1 Annual Statement as to Compliance, UCFC Funding Corporation Manufactured Housing Pass-Through Certificates, Series 1996-2, Page 7.

        28.2               Independent Accountant's report, Pages 8-9.

                          SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Servicer has caused this report to be signed on behalf of the Registrant by the undersigned, thereto duly authorized on the 25th day of March, 1997.

UNITED COMPANIES LENDING CORPORATION, as Servicer, on behalf of the Registrant


BY:  /s/ SHERRY E. ANDERSON
----------------------------------
     Sherry E. Anderson, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of the Servicer on behalf of the Registrant and in the capacities indicated on the 25th day of March, 1997.



BY:  /s/ J. TERRELL BROWN
     ---------------------------------
     J. Terrell Brown, Chief Executive
     Officer and Director
     (Principal Executive Officer)


BY:  /s/ DALE E. REDMAN
     ----------------------------------
     Dale E. Redman, Director
     (Principal Financial Officer)


BY:  /s/ C. GERON HARGON
     ----------------------------------
     C. Geron Hargon, President and
     Director


BY:  /s/ JESSE O. GRIFFIN
     ----------------------------------
     Jesse O. Griffin, Vice President
     (Principal Accounting Officer)
                                      PAGE 6