Form 10-K
period 1997-12-31
UCFC FUNDING CORP
filed 1998-03-27
CIK 1018545

SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, DC 20549
                        FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1997

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE
               SECURITIES EXCHANGE ACT OF 1934
         For the transition period from            to

              Commission file number 333-07939

                 UCFC Funding Corporation
                      (Series 1997-1)
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

                         504-987-0000
    ---------------------------------------------------
    (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the
registrant's classes of common stock, as of December 31,
1997.    Not Applicable

THIS ANNUAL REPORT ON FORM 10-K IS FILED ON BEHALF OF THE REGISTRANT BY UNITED COMPANIES LENDING CORPORATION, (as Servicer under a Pooling and Servicing Agreement dated as of March 1, 1997 providing for the issuance of Manufactured Housing Contract Pass-Through Certificates, Series 1997-1.

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

          None

 Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          None

                            PART II
                            -------
 Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

          There is no established trading market for Registrant's securities subject to this filing.

          Number of holders of record of the Certificates as of
          February 27, 1998:   2 .
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

 Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          The following information is furnished as of February 27, 1998 1998 as to each Certificateholder of record of more than 5% of the Certificates:


                                                         Amount of
                         Name & Address                  Beneficial      Percent
Title of Class           of Owner                        Ownership       of Class
--------------           ---------------                 ---------       --------

Manufactured Housing     Cede & Co.                      $ 8,609,100.40  100.0%
Contract Pass-Through    c/o The Depository Trust Co.
Certificates, Series     P. O. Box 20
1997-1, Class A-1        Bowling Green Station
                         New York, New York 10274

Manufactured Housing     Cede & Co.                      $15,600,000.00  100.0%
Contract Pass-Through    c/o The Depository Trust Co.
Certificates, Series     P. O. Box 20
1997-1, Class A-2        Bowling Green Station
                         New York, New York 10274

Manufactured Housing     Cede & Co.                      $10,100,000.00  100.0%
Contract Pass-Through    c/o The Depository Trust Co.
Certificates, Series     P. O. Box 20
1997-1, Class A-3        Bowling Green Station
                         New York, New York 10274

Manufactured Housing     Cede & Co.                      $16,950,000.00  100.0%
Contract Pass-Through    c/o The Depository Trust Co.
Certificates, Series     P. O. Box 20
1997-1, Class A-4        Bowling Green Station
                         New York, New York 10274

Manufactured Housing     Cede & Co.                      $ 7,125,000.00  100.0%
Contract Pass-Through    c/o The Depository Trust Co.
Certificates, Series     P. O. Box 20
1997-1, Class M          Bowling Green Station
                         New York, New York 10274

Manufactured Housing     Cede & Co.                      $ 6,187,000.00  100.0%
Contract Pass-Through    c/o The Depository Trust Co.
Certificates, Series     P. O. Box 20
1997-1, Class B-1        Bowling Green Station
                         New York, New York 10274

Manufactured Housing     Cudd & Co.                      $ 3,938,000.00  100.0%
Contract Pass-Through    c/o The Chase Manhattan Bank NA
Certificates, Series     4 New York Plaza
1997-1, Class B-2        11th Floor
                         Attn:  Legal Transfer Unit
                         New York, NY  10004





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

                              EXHIBIT INDEX
                              -------------
    EXHIBIT NO.    DESCRIPTION
    -----------    -----------
    28.1           Annual Statement as to Compliance, UCFC Funding
                   Corporation Manufactured Housing Pass-Through
                   Certificates, Series 1997-1, Page 7.

    28.2           Independent Accountant's report, Pages 8-9

                           SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Servicer has caused this report to be signed on behalf of the Registrant by the undersigned, thereto duly authorized on the 26th day of March, 1998.

 UNITED COMPANIES LENDING CORPORATION, as Servicer, on behalf of the Registrant


/S/ SHERRY E. ANDERSON
-------------------------------------
Sherry E. Anderson, Secretary




 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of the Servicer on behalf of the Registrant and in the capacities indicated on the 26th day of March, 1998.



/S/ J. TERRELL BROWN
-------------------------------------
J. Terrell Brown, Chief Executive
Officer and Director
(Principal Executive Officer)

/S/ DALE E. REDMAN
-------------------------------------
Dale E. Redman, Director
(Principal Financial Officer)


/S/ C. GERON HARGON
-------------------------------------
C. Geron Hargon, President and
Director


/S/ JESSE O. GRIFFIN
-------------------------------------
Jesse O. Griffin, Sr. Vice President
(Principal Accounting Officer)