Form 10-K/A
period 1997-12-31
UCFC FUNDING CORP
filed 1998-03-27
CIK 1018545

SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, DC 20549
                        FORM 10-K/A

                     AMENDMENT TO

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1997

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE
      SECURITIES EXCHANGE ACT OF 1934
          For the transition period from            to

              Commission file number 333-07939

                 UCFC Funding Corporation
(Series 1997-1, Series 1997-2, Series 1997-3 and Series 1997-4)
---------------------------------------------------------------
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

Indicate the number of shares outstanding of each of the
registrant's classes of common stock, as of December 31,
1997.    Not Applicable

THIS ANNUAL REPORT ON FORM 10-K IS FILED ON BEHALF OF THE
REGISTRANT BY UNITED COMPANIES LENDING CORPORATION, (as
Servicer under a Pooling and Servicing Agreements for the year ended December 31, 1997 providing for the issuance of Manufactured Housing Contract Pass-Through Certificates, Series 1997-1,
Series 1997-2, Series 1997-3 and Series 1997-4.

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

          None

 Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          None

                            PART II
                            -------
 Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

          There is no established trading market for Registrant's securities subject to this filing.

          Number of holders of record of the Certificates as of
          February 27, 1998:   4 .
                             -----

 Item 6.  SELECTED FINANCIAL DATA

          Omitted pursuant to prior Commission "no-action" position.

 Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          Omitted pursuant to prior Commission "no-action" position.

 Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Reference is made to the Annual Compliance Certificates attached as Exhibit 28.1 and Exhibit 28.2 hereto.

          Reference is made to the annual report on the Servicer's compliance with certain provisions of the Agreements as prepared by Deloitte & Touche, the Servicer's Independent Certified Public Accountants, and attached as Exhibit 28.3 hereto.

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

 Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          The following information is furnished as of February 27, 1998 as to each Certificateholder of record of more than 5% of the Certificates:


                                                                Amount of
                                Name & Address                  Beneficial      Percent
Title of Class                  of Owner                        Ownership       of Class
--------------                  ---------------                 ---------       --------

Manufactured Housing            Cede & Co.                      $ 8,609,100.40  100.0%
Contract Pass-Through           c/o The Depository Trust Co.
Certificates, Series            P. O. Box 20
1997-1, Class A-1               Bowling Green Station
                                New York, New York 10274

Manufactured Housing            Cede & Co.                      $15,600,000.00  100.0%
Contract Pass-Through           c/o The Depository Trust Co.
Certificates, Series            P. O. Box 20
1997-1, Class A-2               Bowling Green Station
                                New York, New York 10274

Manufactured Housing            Cede & Co.                      $10,100,000.00  100.0%
Contract Pass-Through           c/o The Depository Trust Co.
Certificates, Series            P. O. Box 20
1997-1, Class A-3               Bowling Green Station
                                New York, New York 10274

Manufactured Housing            Cede & Co.                      $16,950,000.00  100.0%
Contract Pass-Through           c/o The Depository Trust Co.
Certificates, Series            P. O. Box 20
1997-1, Class A-4               Bowling Green Station
                                New York, New York 10274

Manufactured Housing            Cede & Co.                      $ 7,125,000.00  100.0%
Contract Pass-Through           c/o The Depository Trust Co.
Certificates, Series            P. O. Box 20
1997-1, Class M                 Bowling Green Station
                                New York, New York 10274

Manufactured Housing            Cede & Co.                      $ 6,187,000.00  100.0%
Contract Pass-Through           c/o The Depository Trust Co.
Certificates, Series            P. O. Box 20
1997-1, Class B-1               Bowling Green Station
                                New York, New York 10274

Manufactured Housing            Cudd & Co.                      $ 3,938,000.00  100.0%
Contract Pass-Through           c/o The Chase Manhattan Bank NA
Certificates, Series            4 New York Plaza
1997-1, Class B-2               11th Floor
                                Attn:  Legal Transfer Unit
                                New York, NY  10004

Manufactured Housing            Cede & Co.                      $ 9,457,605.17  100.0%
Contract Pass-Through           c/o The Depository Trust Co.
Certificates, Series 1997-2     P. O. Box 20
Class A1                        Bowling Green Station
                                New York, New York 10274

Manufactured Housing            Cede & Co.                      $15,900,000.00  100.0%
Contract Pass-Through           c/o The Depository Trust Co.
Certificates, Series 1997-2     P. O. Box 20
Class A2                        Bowling Green Station
                                New York, New York 10274

Manufactured Housing            Cede & Co.                      $10,000,000.00  100.0%
Contract Pass-Through           c/o The Depository Trust Co.
Certificates, Series 1997-2     P. O. Box 20
Class A3                        Bowling Green Station
                                New York, New York 10274
                           Page 3

                                                                Amount of
                                Name & Address                  Beneficial     Percent
Title of Class                  of Owner                        Ownership     of Class
--------------                  ---------------                 ---------     --------

Manufactured Housing            Cede & Co.                      $17,450,000.00  100.0%
Contract Pass-Through           c/o The Depository Trust Co.
Certificates, Series 1997-2     P. O. Box 20
Class A4                        Bowling Green Station
                                New York, New York 10274

Manufactured Housing            Cede & Co.                      $ 7,125,000.00  100.0%
Contract Pass-Through           c/o The Depository Trust Co.
Certificates, Series 1997-2     P. O. Box 20
Class M-1                       Bowling Green Station
                                New York, New York 10274

Manufactured Housing            Cede & Co.                      $ 6,000,000.00  100.0%
Contract Pass-Through           c/o The Depository Trust Co.
Certificates, Series 1997-2     P. O. Box 20
Class B-1                       Bowling Green Station
                                New York, New York 10274

Manufactured Housing            Prudential Securities, Inc.     $ 4,125,000.00  100.0%
Contract Pass-Through           One New York Plaza
Certificates, Series 1997-2     Corporate Actions Dept.
Class B-2                       New York, New York 10292

Manufactured Housing            Cede & Co.                      $12,780,821.90  100.0%
Contract Pass-Through           c/o The Depository Trust Co.
Certificates, Series            P. O. Box 20
1997-3, Class A-1               Bowling Green Station
                                New York, New York 10274

Manufactured Housing            Cede & Co.                      $14,200,000.00  100.0%
Contract Pass-Through           c/o The Depository Trust Co.
Certificates, Series            P. O. Box 20
1997-3, Class A-2               Bowling Green Station
                                New York, New York 10274

Manufactured Housing            Cede & Co.                      $10,700,000.00  100.0%
Contract Pass-Through           c/o The Depository Trust Co.
Certificates, Series            P. O. Box 20
1997-3, Class A-3               Bowling Green Station
                                New York, New York 10274

Manufactured Housing            Cede & Co.                      $18,449,000.00  100.0%
Contract Pass-Through           c/o The Depository Trust Co.
Certificates, Series            P. O. Box 20
1997-3, Class A-4               Bowling Green Station
                                New York, New York 10274

Manufactured Housing            Cede & Co.                      $ 6,563,000.00  100.0%
Contract Pass-Through           c/o The Depository Trust Co.
Certificates, Series            P. O. Box 20
1997-3, Class M                 Bowling Green Station
                                New York, New York 10274

Manufactured Housing            Cede & Co.                      $ 5,813,000.00  100.0%
Contract Pass-Through           c/o The Depository Trust Co.
Certificates, Series            P. O. Box 20
1997-3, Class B-1               Bowling Green Station
                                New York, New York 10274

Manufactured Housing            Prudential Securities, Inc.     $ 4,875,000.00  100.0%
Contract Pass-Through           One New York Plaza
Certificates, Series            Corporate Actions Dept.
1997-3, Class B-2               New York, New York 10292

Manufactured Housing            Cede & Co.                      $13,377,721.08  100.0%
Contract Pass-Through           c/o The Depository Trust Co.
Certificates, Series            P. O. Box 20
1997-4, Class A-1               Bowling Green Station
                                New York, New York 10274

Manufactured Housing            Cede & Co.                      $16,300,000.00  100.0%
Contract Pass-Through           c/o The Depository Trust Co.
Certificates, Series            P. O. Box 20
1997-4, Class A-2               Bowling Green Station
                                New York, New York 10274

Manufactured Housing            Cede & Co.                      $10,000,000.00  100.0%
Contract Pass-Through           c/o The Depository Trust Co.
Certificates, Series            P. O. Box 20
1997-4, Class A-3               Bowling Green Station
                                New York, New York 10274

                                      Page 4

                                                                Amount of
                                Name & Address                  Beneficial     Percent
Title of Class                  of Owner                        Ownership     of Class
--------------                  ---------------                 ---------     --------


Manufactured Housing            Cede & Co.                      $20,500,000.00  100.0%
Contract Pass-Through           c/o The Depository Trust Co.
Certificates, Series            P. O. Box 20
1997-4, Class A-4               Bowling Green Station
                                New York, New York 10274

Manufactured Housing            Cede & Co.                      $ 7,200,000.00  100.0%
Contract Pass-Through           c/o The Depository Trust Co.
Certificates, Series            P. O. Box 20
1997-4, Class M                 Bowling Green Station
                                New York, New York 10274

Manufactured Housing            Cede & Co.                      $ 6,400,000.00  100.0%
Contract Pass-Through           c/o The Depository Trust Co.
Certificates, Series            P. O. Box 20
1997-4, Class B-1               Bowling Green Station
                                New York, New York 10274

Manufactured Housing            Gopher Equity, Inc. #1          $ 5,600,000.00  100.0%
Contract Pass-Through           P. O. Box 1591
Certificates, Series            Baton Rouge, LA  70821
1997-4, Class B-2

                                        Page 5

 Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (a)       None

         (b)-(d)   Omitted pursuant to prior Commission "no-action" position.




                             PART IV
                             -------

 Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)  1-2   Not Applicable

                 3.  Exhibits

                     28.1      Annual Compliance Certificate, Series 1997-1.
                     28.2 Annual Compliance Certificate, Series 1997-2, Series 1997-3 and Series 1997-4
                     28.3 Annual Report of Servicer's compliance with certain provisions of the Agreements by Servicer's Independent Certified Public Accountants.

          (b)-(d)   Omitted pursuant to prior Commission "no-action" position.

                              EXHIBIT INDEX
                              -------------
    EXHIBIT NO.    DESCRIPTION
    -----------    -----------
    28.1           Annual Statement as to Compliance, UCFC Funding
                   Corporation Manufactured Housing Pass-Through
                   Certificates, Series 1997-1, Page 9.

    28.2 Annual Statement as to Compliance, UCFC Funding Corporation Manufactured Housing Pass-Through
                   Certificates, Series 1997-2, Series 1997-3 and
                   Series 1997-4, Page 10.

    28.3           Independent Accountant's report, Pages 11-12.

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