Form 10-K
period 1998-12-31
UCFC FUNDING CORP
filed 1999-03-30
CIK 1018545

SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, DC 20549
                        FORM 10-K


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1998

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE
      SECURITIES EXCHANGE ACT OF 1934
          For the transition period from            to

              Commission file number 333-07939

                 UCFC Funding Corporation
      (Series 1998-1, Series 1998-2 and Series 1998-3)
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

                         225-987-0000
    ---------------------------------------------------
    (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the
registrant's classes of common stock, as of December 31,
1998.    Not Applicable

THIS ANNUAL REPORT ON FORM 10-K IS FILED ON BEHALF OF THE
REGISTRANT BY UNITED COMPANIES LENDING CORPORATION, (as
Servicer under Pooling and Servicing Agreements for the year ended December 31, 1998) providing for the issuance of Manufactured Housing Contract Pass-Through Certificates, Series 1998-1,
Series 1998-2 and Series 1998-3.

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

          None

 Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          None

                            PART II
                            -------
 Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

          There is no established trading market for Registrant's securities subject to this filing.

          Number of holders of record of the Certificates as of
          December 31, 1998:       2
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

 Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          The following information is furnished as of December 31, 1998 as to each Certificateholder of record of more than 5% of the Certificates:


                                                                Amount of
                                Name & Address                  Beneficial      Percent
Title of Class                  of Owner                        Ownership       of Class
--------------                  ---------------                 ---------       --------

Manufactured Housing            Cede & Co.                      $17,735,004.61  100.0%
Contract Pass-Through           c/o The Depository Trust Co.
Certificates, Series            P. O. Box 20
1998-1, Class A-1               Bowling Green Station
                                New York, New York 10274

Manufactured Housing            Cede & Co.                      $16,750,000.00  100.0%
Contract Pass-Through           c/o The Depository Trust Co.
Certificates, Series            P. O. Box 20
1998-1, Class A-2               Bowling Green Station
                                New York, New York 10274

Manufactured Housing            Cede & Co.                      $36,850,000.00  100.0%
Contract Pass-Through           c/o The Depository Trust Co.
Certificates, Series            P. O. Box 20
1998-1, Class A-3               Bowling Green Station
                                New York, New York 10274

Manufactured Housing            Cede & Co.                      $ 8,500,000.00  100.0%
Contract Pass-Through           c/o The Depository Trust Co.
Certificates, Series            P. O. Box 20
1998-1, Class M-1               Bowling Green Station
                                New York, New York 10274

Manufactured Housing            Cede & Co.                      $ 8,000,000.00  100.0%
Contract Pass-Through           c/o The Depository Trust Co.
Certificates, Series            P. O. Box 20
1998-1, Class B-1               Bowling Green Station
                                New York, New York 10274

Manufactured Housing            Gopher Equity, Inc. I           $ 7,500,000.00  100.0%
Contract Pass-Through           P. O. Box 1591
Certificates, Series            Attn:  Lending Division
1998-1, Class B-2               Baton Rouge, LA  70821

Manufactured Housing            Cede & Co.                      $18,789,358.15  100.0%
Contract Pass-Through           c/o The Depository Trust Co.
Certificates, Series 1998-2     P. O. Box 20
Class A-1                       Bowling Green Station
                                New York, New York 10274

Manufactured Housing            Cede & Co.                      $19,500,000.00  100.0%
Contract Pass-Through           c/o The Depository Trust Co.
Certificates, Series 1998-2     P. O. Box 20
Class A-2                       Bowling Green Station
                                New York, New York 10274

Manufactured Housing            Cede & Co.                      $13,300,000.00  100.0%
Contract Pass-Through           c/o The Depository Trust Co.
Certificates, Series 1998-2     P. O. Box 20
Class A-3                       Bowling Green Station
                                New York, New York 10274

                           Page 3


                                                                Amount of
                                Name & Address                  Beneficial     Percent
Title of Class                  of Owner                        Ownership     of Class
--------------                  ---------------                 ---------     --------

Manufactured Housing            Cede & Co.                      $24,250,000.00  100.0%
Contract Pass-Through           c/o The Depository Trust Co.
Certificates, Series 1998-2     P. O. Box 20
Class A-4                       Bowling Green Station
                                New York, New York 10274

Manufactured Housing            Cede & Co.                      $ 9,900,000.00  100.0%
Contract Pass-Through           c/o The Depository Trust Co.
Certificates, Series 1998-2     P. O. Box 20
Class M-1                       Bowling Green Station
                                New York, New York 10274

Manufactured Housing            Cede & Co.                      $ 4,400,000.00  100.0%
Contract Pass-Through           c/o The Depository Trust Co.
Certificates, Series 1998-2     P. O. Box 20
Class M-2                       Bowling Green Station
                                New York, New York 10274

Manufactured Housing            Cede & Co.                      $ 6,600,000.00  100.0%
Contract Pass-Through           c/o The Depository Trust Co.
Certificates, Series 1998-2     P. O. Box 20
Class B-1                       Bowling Green Station
                                New York, New York 10274

Manufactured Housing            Gopher Equity, Inc. I           $ 8,800,000.00  100.0%
Contract Pass-Through           P. O. Box 1591
Certificates, Series 1998-2     Attn:  Lending Division
Class B-2                       Baton Rouge, Louisiana 70821

Manufactured Housing            Cede & Co.                     $108,211,190.74  100.0%
Contract Pass-Through           c/o The Depository Trust Co.
Certificates, Series            P. O. Box 20
1998-3, Class A-1               Bowling Green Station
                                New York, New York 10274

Manufactured Housing            Cede & Co.                      $13,125,000.00  100.0%
Contract Pass-Through           c/o The Depository Trust Co.
Certificates, Series            P. O. Box 20
1998-3, Class M-1               Bowling Green Station
                                New York, New York 10274

Manufactured Housing            Cede & Co.                      $ 5,250,000.00  100.0%
Contract Pass-Through           c/o The Depository Trust Co.
Certificates, Series            P. O. Box 20
1998-3, Class M-2               Bowling Green Station
                                New York, New York 10274

Manufactured Housing            Gopher Equity, Inc. I           $ 6,375,000.00  100.0%
Contract Pass-Through           P. O. Box 1591
Certificates, Series            Attn:  Lending Division
1998-3, Class B-1               Baton Rouge, Louisiana 70821

Manufactured Housing            Gopher Equity, Inc. I           $14,625,000.00  100.0%
Contract Pass-Through           P. O. Box 1591
Certificates, Series            Attn:  Lending Division
1998-3, Class B-2               Baton Rouge, Louisiana 70821



                                      Page 4

 Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (a)       None

         (b)-(d)   Omitted pursuant to prior Commission "no-action" position.




                             PART IV
                             -------

 Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)  1-2   Not Applicable

                 3.  Exhibits

                     28.1 Annual Compliance Certificate, Series 1998-1. Series 1998-2 and Series 1998-3
                     28.2 Annual Report of Servicer's compliance with certain provisions of the Agreements by Servicer's Independent Certified Public Accountants.

          (b)-(d)   Omitted pursuant to prior Commission "no-action" position.

                              EXHIBIT INDEX
                              -------------
    EXHIBIT NO.    DESCRIPTION
    -----------    -----------
    28.1           Annual Statement as to Compliance, UCFC Funding
                   Corporation Manufactured Housing Pass-Through
                   Certificates, Series 1998-1, Series 1998-2 and
                   Series 1998-3 Page 8.

    28.2           Independent Accountant's report, Pages 9.

                           SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Servicer has caused this report to be signed on behalf of the Registrant by the undersigned, thereto duly authorized on the 29th day of March, 1999.

 UNITED COMPANIES LENDING CORPORATION, as Servicer, on behalf of the Registrant


/S/ SHERRY E. ANDERSON
-------------------------------------
Sherry E. Anderson, Secretary




 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of the Servicer on behalf of the Registrant and in the capacities indicated on the 29th day of March, 1999.




/S/ DALE E. REDMAN
-------------------------------------
Dale E. Redman, Director
(Principal Financial Officer)


/S/ JOHN D'ANGELO
-------------------------------------
John D'Angelo, President


/S/ JESSE O. GRIFFIN
-------------------------------------
Jesse O. Griffin, Sr. Vice President
(Principal Accounting Officer)